Form 10-K
RESIDENTIAL ASSET MORT PROD INC GMACH HM EQ LN TR 2002-HE1
filed 2003-03-31
CIK 1225015

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2002

                        Commission file number 333-86786

                    RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC.
                      GMACM Home Equity Loan Trust 2002-HE1

                        State of Incorporation: Delaware
                I.R.S. Employer Identification Number: 41-1955181

                      8400 Normandale Lake Blvd., Suite 250
                          Minneapolis, Minnesota 55437
                                    Telephone

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ____ No __X__

RESIDENTIAL ASSET MORTGAGE PRODUCTS, INC., GMACM HOME EQUITY LOAN TRUST 2002-HE1

TABLE OF CONTENTS


PART 1                                                                   PAGE #

Item 1.        Business                                                       2
Item 2.        Properties                                                     2
Item 3.        Legal Proceedings                                              2
Item 4.        Submission of Matters to a Vote of Security Holders            2

PART II

Item 5.        Market for the Registrant's Common Equity and Related          2
               Stockholder Matters
Item 6.        Selected Financial Data                                        2
Item 7.        Management's Discussion and Analysis of Financial              2
               Condition and Results of Operations
Item 7A        Quantitative and Qualitative Disclosures About Market Risk     2
Item 8.        Financial Statements and Supplementary Financial Data          3
Item 9.        Changes in and Disagreements with Accountants on               3
               Accounting and Financial Disclosure

PART III

Item 10.       Directors and Executive Officers of the Registrant             3
Item 11.       Executive Compensation                                         3
Item 12.       Security Ownership of Certain Beneficial Owners and            3
               Management
Item 13.       Certain Relationships and Related Transactions                 3
Item 14.       Controls and Procedures                                        4
Item 15.       Principal Accountant Fees and Services                         3

PART IV

Item 16.       Exhibits, Financial Statement Schedules and Reports            4

SIGNATURES                                                                    5
CERTIFICATION                                                                 6
EXHIBITS
       Exhibit 99.1 - Annual Statement as to Compliance
       Exhibit 99.2 - GMAC Mortgage Corporation Independent Auditor's
                      Report on the Uniform Single Audit Program for Mortgage Bankers
       Exhibit 99.3 - Audited  financial  statements  for the year  ended
                      December  31,  2002  for  Financial   Guaranty   Insurance
                      Corporation.

PART I

Item 1.        Business

        Information not provided pursuant to Exemptive Order.

Item 2.        Properties

        Pursuant to the Exemptive Order, GMAC Mortgage Corporation's (the "Servicer") Annual Statement as to Compliance, dated March 31, 2003 is filed as Exhibit 99.1 under Item 16 (a) hereof.

Item 3.        Legal Proceedings

        There are no material pending legal proceedings related to any series of Securities that involve the Trustee, Custodian, the Servicer or the Registrant with respect to any such series.

Item 4.        Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of Security Holders.

PART II

Item 5.        Market for the Registrant's Common Equity and Related Matters.

     (a)  There is no established public trading market for the Securities.

     (b) At December 31, 2002, the number of holders of record of each outstanding series of Securities were as follows:
          Series  2002-HE1 Class A-1: *
          Series  2002-HE1 Class A-2: *

               * - To be provided upon receipt.

     (c)  Not applicable.

Item 6.        Selected Financial Data

        Information not provided pursuant to Exemptive Order.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Information not provided pursuant to Exemptive Order.

Item 7A.       Quantitative and Qualitative Disclosures About Market Risk.

        Information not provided pursuant to Exemptive Order.

Item 8.        Financial Statements and Supplementary Financial Data

        See the  Servicer's  Annual  Statement  of  Compliance  that is filed as
        Exhibit 99.1 under Item 16 (a) hereof; see also report dated March 7, 2003 prepared by the Servicer's independent accountant, concerning the Servicer's servicing activities that is filed as Exhibit 99.2 under Item 16 (a) hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

PART III

Item 10.       Directors and Executive Officers of the Registrant

        Information not provided pursuant to Exemptive Order.

Item 11.       Executive Compensation

        Information not provided pursuant to Exemptive Order.

Item 12.       Security Ownership of Certain Beneficial Owners and Management

     (a) Each holder of record of more than five percent (5%) of the fractional undivided interest in a Mortgage Pool evidenced by a series of Securities, outstanding at December 31, 2002 was as follows:
               Series 2002-HE1 Class A-1: Cede & Co.
               Series 2002-HE1 Class A-2:  Cede & Co.

     (b)  Not applicable.

     (c)  Not applicable.

Item 13.       Certain Relationships and Related Transactions

        Information not provided pursuant to Exemptive Order.


Item 14.        Controls and Procedures

        Information not required pursuant to Rule 307(c) of Regulation S-K.


Item 15.        Principal Accountant Fees and Services.

        Not applicable.

PART IV

Item 16.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)                                                             Exhibit #

        Officer's Annual Compliance Statements                          99.1
        GMAC Mortgage Corporation

        GMAC Mortgage Corporation's Independent Auditor's               99.2
        Report on the Uniform Single Audit Program for Mortgage
        Bankers

        Audited  financial  statements  for the year ended              99.3
        December  31,  2002 for Financial Guaranty Insurance Corporation.


        Audited financial statements for the year ended December 31, 2002 for Financial Guaranty Insurance Corporation.*

     (b)  See Item 2.

     (c)  Not Applicable

     (d) Not Applicable. No annual report or proxy material has been sent to security holders.


_________________

*       Attached hereto as Exhibit 99.3. **

        ** - To be provided upon receipt.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized, on this 31st day of March, 2003.



GMACM HOME EQUITY LOAN TRUST 2002-HE1

        By:    GMAC Mortgage Corporation, as Servicer

        By:    /s/ William J. Maguire
        Name:  William J. Maguire
        Title: Senior Vice President

                                         CERTIFICATION


        I, William J. Maguire, certify that:

        1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of GMACM Home Equity Loan Trust 2002-HE1.

        2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

        3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

        4. I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

        5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.



Date: March 31, 2003

/s/ William J. Maguire
William J. Maguire
Senior Vice President